Form 10-K
period 2024-12-31
BMO 2024-C8 Mortgage Trust
filed 2025-03-28
CIK 2012263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__________

333-255934-11

(Commission File Number of issuing entity)

0002012263

(Central Index Key Number of issuing entity)

BMO 2024-C8 Mortgage Trust

(Exact name of issuing entity as specified in its charter)

333-280224

(Commission File Number of depositor)

0001861132

(Central Index Key Number of depositor)

BMO Commercial Mortgage Securities LLC

(Exact name of depositor as specified in its charter)

Bank of Montreal

(Central Index Key Number: 0000927971)

Citi Real Estate Funding Inc.

(Central Index Key Number: 0001701238)

German American Capital Corporation

(Central Index Key Number: 0001541294)

Starwood Mortgage Capital LLC

(Central Index Key Number: 0001548405)

National Cooperative Bank, N.A.

(Central Index Key Number: 0001577313)

Goldman Sachs Mortgage Company

(Central Index Key Number: 0001541502)

Ladder Capital Finance LLC

(Central Index Key Number: 0001541468)

Morgan Stanley Mortgage Capital Holdings LLC

(Central Index Key Number: 0001541557)

Zions Bancorporation, N.A.

(Central Index Key Number: 0000109380)

LMF Commercial, LLC

(Central Index Key Number: 0001592182)

UBS AG

(Central Index Key Number: 0001685185)

BSPRT CMBS Finance, LLC

(Central Index Key Number: 0001722518)

(Exact name of sponsors as specified in their respective charters)

35-7410994
New York	35-7410995
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 26th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-4936

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

EXPLANATORY NOTES

1 The 60 Hudson mortgage loan, which represented approximately 9.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Arundel Mills and Marketplace mortgage loan, which represented approximately 5.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan and each of the related companion loan(s) are serviced pursuant to the MSWF 2023-2 PSA.

2 The Axis Apartments mortgage loan, which represented approximately 8.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Axis Apartments mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-B40 PSA.

3 The Woodfield Mall mortgage loan, which represented approximately 2.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Woodfield Mall mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2023-C7 PSA.

4 The OPI Portfolio mortgage loan, which represented approximately 0.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The OPI Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the BMO 2024-5C3 PSA.

5 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) KeyBank National Association, as special servicer under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced, (ii) Greystone Servicing Company LLC, as special servicer under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced, and (iii) Park Bridge Lender Services LLC, as operating advisor under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced, are not included in this report on Form 10-K because each of KeyBank National Association, Greystone Servicing Company LLC, and Park Bridge Lender Services LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the MSWF 2023-2 PSA, the Benchmark 2023-B40 PSA, the BMO 2023-C7 PSA and the BMO 2024-5C3 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Savings Fund Society, FSB as trustee under the BMO 2024-C8 PSA, because there are no relevant servicing criteria applicable to Wilmington Savings Fund Society, FSB as trustee under the BMO 2024-C8 PSA.

6 This annual report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as special servicer under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced and (ii) Greystone Servicing Company LLC, as special servicer under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced, because each of KeyBank National Association and Greystone Servicing Company LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the MSWF 2023-2 PSA, the Benchmark 2023-B40 PSA, the BMO 2023-C7 PSA and the BMO 2024-5C3 PSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the pool assets for BMO 2024-C8 Mortgage Trust constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on March 18, 2024 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.
List the following documents filed as a part of the report:
(1)
Not Applicable
(2)
Not Applicable
(3)
Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description
4.1

Pooling and Servicing Agreement, dated as of March 1, 2024 (the “BMO 2024-C8 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Wells Fargo Bank, National Association, as a master servicer, National Cooperative Bank, N.A., solely with respect to the NCB Mortgage Loans, as a master servicer and a special servicer, Rialto Capital Advisors, LLC, as a special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Savings Fund Society, FSB, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated March 28, 2024, and filed by the registrant on March 28, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

4.2

Pooling and Servicing Agreement, dated as of December 1, 2023 (the “MSWF 2023-2 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Pooling and Servicing Agreement, dated as of December 1, 2023 (the “Benchmark 2023-B40 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Computershare Trust Company, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of December 1, 2023 (the “BMO 2023-C7 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Computershare Trust Company, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).  (see Explanatory Note #3)

4.5

Pooling and Servicing Agreement, dated as of February 1, 2024 (the “BMO 2024-5C3 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Computershare Trust Company, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).  (see Explanatory Note #4)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #5)
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as a master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, National Cooperative Bank, N.A., as a master servicer solely with respect to the NCB mortgage loans

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as a special servicer

33.4

Report on assessment of compliance with servicing criteria for asset-backed securities, National Cooperative Bank, N.A., as a special servicer solely with respect to the NCB mortgage loans (see Exhibit 33.2)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as custodian

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 33.1)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Argentic Services Company LP, as special servicer under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak LLC, as operating advisor under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 33.5)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 33.8)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced (see Exhibit 33.12)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced (see Exhibit 33.13)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 33.15)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 33.17)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 33.12)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 33.13)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 33.12)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 33.13)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 33.8)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #5)
34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as a master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Cooperative Bank, N.A., as a master servicer solely with respect to the NCB mortgage loans

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as a special servicer

34.4

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Cooperative Bank, N.A., as a special servicer solely with respect to the NCB mortgage loans (see Exhibit 34.2)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as custodian

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 34.1)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Argentic Services Company LP, as special servicer under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak LLC, as operating advisor under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 34.5)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 34.8)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced (see Exhibit 34.12)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced (see Exhibit 34.13)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 34.15)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 34.17)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 34.12)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 34.13)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 34.12)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 34.13)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 34.8)

35	Servicer compliance statements. (see Explanatory Note #6)

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as a master servicer

35.2	Servicer compliance statement, National Cooperative Bank, N.A., as a master servicer solely with respect to the NCB mortgage loans

35.3	Servicer compliance statement, Rialto Capital Advisors, LLC, as a special servicer

35.4	Servicer compliance statement, National Cooperative Bank, N.A., as a special servicer solely with respect to the NCB mortgage loans (see Exhibit 35.2)

35.5	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.6

Servicer Compliance Statement, Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 35.1)

35.7

Servicer Compliance Statement, Argentic Services Company LP, as special servicer under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

35.8

Servicer Compliance Statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

35.9	Servicer Compliance Statement. LNR Partners, LLC, as special servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

35.10

Servicer Compliance Statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 35.8)

35.11	Servicer Compliance Statement, Wells Fargo Bank, National Association, as master servicer under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 35.1)

99.1

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

99.2

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between BSPRT CMBS Finance, LLC and BMO Commercial Mortgage Securities LLC, pursuant to which BSPRT CMBS Finance, LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

99.3

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between Citi Real Estate Funding Inc. and BMO Commercial Mortgage Securities LLC, pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

99.4

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between German American Capital Corporation and BMO Commercial Mortgage Securities LLC, pursuant to which German American Capital Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

99.5

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between Goldman Sachs Mortgage Company and BMO Commercial Mortgage Securities LLC, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

99.6

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP and BMO Commercial Mortgage Securities LLC, pursuant to which Ladder Capital Finance LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

99.7

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between LMF Commercial, LLC and BMO Commercial Mortgage Securities LLC, pursuant to which LMF Commercial, LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

99.8

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between Morgan Stanley Mortgage Capital Holdings LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Morgan Stanley Mortgage Capital Holdings LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

99.9

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between National Cooperative Bank, N.A. and BMO Commercial Mortgage Securities LLC, pursuant to which National Cooperative Bank, N.A. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

99.10

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between Starwood Mortgage Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Starwood Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

99.11

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between UBS AG and BMO Commercial Mortgage Securities LLC, pursuant to which UBS AG sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

99.12

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between Zions Bancorporation, N.A and BMO Commercial Mortgage Securities LLC, pursuant to which Zions Bancorporation, N.A sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

2.
The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.
3.
Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2025

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Chief Executive Officer