Form 10-K
period 2025-12-31
BMO 2024-C8 Mortgage Trust
filed 2026-03-31
CIK 2012263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not Applicable

EXPLANATORY NOTES

1 Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as master servicer (except with respect to the NCB Mortgage Loans) under the BMO 2024-C8 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-255934-11.

2 The 60 Hudson mortgage loan, which represented approximately 9.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Arundel Mills and Marketplace mortgage loan, which represented approximately 5.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan and each of the related companion loan(s) are serviced pursuant to the MSWF 2023-2 PSA. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-255934-11.

3 The Axis Apartments mortgage loan, which represented approximately 8.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Axis Apartments mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-B40 PSA.

4 The Woodfield Mall mortgage loan, which represented approximately 2.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Woodfield Mall mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2023-C7 PSA.

5 The OPI Portfolio mortgage loan, which represented approximately 0.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The OPI Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the BMO 2024-5C3 PSA. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as master servicer under the BMO 2024-5C3 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-255934-11. Effective as of March 10, 2025, Greystone Servicing Company LLC was terminated as the special servicer under the BMO 2024-5C3 PSA and Midland Loan Services, a Division of PNC Bank, National Association has been appointed to act as successor special servicer under the BMO 2024-5C3 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 10, 2025 under Commission File No. 333-255934-11.

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) KeyBank National Association, as special servicer under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced, (ii) Greystone Servicing Company LLC, as special servicer prior to March 10, 2025 under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced, and (iii) Park Bridge Lender Services LLC, as operating advisor under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced, are not included in this report on Form 10-K because each of KeyBank National Association, Greystone Servicing Company LLC, and Park Bridge Lender Services LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the MSWF 2023-2 PSA, the Benchmark 2023-B40 PSA, the BMO 2023-C7 PSA and the BMO 2024-5C3 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Savings Fund Society, FSB as trustee under the BMO 2024-C8 PSA, because there are no relevant servicing criteria applicable to Wilmington Savings Fund Society, FSB as trustee under the BMO 2024-C8 PSA.

7 This annual report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as special servicer under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced and (ii) Greystone Servicing Company LLC, as special servicer prior to March 10, 2025 under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced, because each of KeyBank National Association and Greystone Servicing Company LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the MSWF 2023-2 PSA, the Benchmark 2023-B40 PSA, the BMO 2023-C7 PSA and the BMO 2024-5C3 PSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(a) List the following documents filed as a part of the report:

(1)
Not Applicable
(2)
Not Applicable
(3)
Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description
4.1

Pooling and Servicing Agreement, dated as of March 1, 2024 (the “BMO 2024-C8 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as a master servicer, National Cooperative Bank, N.A., solely with respect to the NCB Mortgage Loans, as a master servicer and a special servicer, Rialto Capital Advisors, LLC, as a special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Savings Fund Society, FSB, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated March 28, 2024, and filed by the registrant on March 28, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein). (see Explanatory Note #1)

4.2

Pooling and Servicing Agreement, dated as of December 1, 2023 (the “MSWF 2023-2 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Pooling and Servicing Agreement, dated as of December 1, 2023 (the “Benchmark 2023-B40 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Computershare Trust Company, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Pooling and Servicing Agreement, dated as of December 1, 2023 (the “BMO 2023-C7 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Computershare Trust Company, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).  (see Explanatory Note #4)

4.5

Pooling and Servicing Agreement, dated as of February 1, 2024 (the “BMO 2024-5C3 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Midland Loan Services, a Division of PNC Bank, National Association (as successor to Greystone Servicing Company LLC), as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Computershare Trust Company, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).  (see Explanatory Note #5)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #6)
33.1a	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as a master servicer prior to March 1, 2025

33.1b	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as a master servicer on and after March 1, 2025

33.1c	Report on assessment of compliance with servicing criteria for asset-backed securities, Northmarq Capital, LLC, as servicing function participant

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, National Cooperative Bank, N.A., as a master servicer solely with respect to the NCB mortgage loans

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as a special servicer

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

33.9a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 33.1a)

33.9b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 33.1b)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Argentic Services Company LP, as special servicer under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak LLC, as operating advisor under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 33.5)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 33.8)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced (see Exhibit 33.12)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced (see Exhibit 33.13)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 33.15)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 33.17)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 33.12)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 33.13)

33.24a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 33.1a)

33.24b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 33.1b)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer on and after March 10, 2025 under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 33.15)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 33.12)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 33.13)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 33.8)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #6)
34.1a	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as a master servicer prior to March 1, 2025

34.1b	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as a master servicer on and after March 1, 2025

34.1c	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Northmarq Capital, LLC, as servicing function participant

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Cooperative Bank, N.A., as a master servicer solely with respect to the NCB mortgage loans

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as a special servicer

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

34.9a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 34.1a)

34.9b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 34.1b)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Argentic Services Company LP, as special servicer under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak LLC, as operating advisor under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 34.5)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 34.8)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced (see Exhibit 34.12)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced (see Exhibit 34.13)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 34.15)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 34.17)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 34.12)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 34.13)

34.24a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 34.1a)

34.24b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 34.1b)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer on and after March 10, 2025 under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 34.15)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 34.12)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 34.13)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 34.8)

35	Servicer compliance statements. (see Explanatory Note #7)

35.1a	Servicer compliance statement, Wells Fargo Bank, National Association, as a master servicer prior to March 1, 2025

35.1b	Servicer compliance statement, Trimont LLC, as a master servicer on and after March 1, 2025

35.2	Servicer compliance statement, National Cooperative Bank, N.A., as a master servicer solely with respect to the NCB mortgage loans

35.3	Servicer compliance statement, Rialto Capital Advisors, LLC, as a special servicer

35.4	Servicer compliance statement, National Cooperative Bank, N.A., as a special servicer solely with respect to the NCB mortgage loans (see Exhibit 35.2)

35.5	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.6a

Servicer Compliance Statement, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 35.1a)

35.6b

Servicer Compliance Statement, Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced (see Exhibit 35.1b)

35.7

Servicer Compliance Statement, Argentic Services Company LP, as special servicer under the MSWF 2023-2 PSA pursuant to which the 60 Hudson mortgage loan and the Arundel Mills and Marketplace mortgage loan are serviced

35.8

Servicer Compliance Statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

35.9	Servicer Compliance Statement. LNR Partners, LLC, as special servicer under the Benchmark 2023-B40 PSA pursuant to which the Axis Apartments mortgage loan is serviced

35.10

Servicer Compliance Statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C7 PSA pursuant to which the Woodfield Mall mortgage loan is serviced (see Exhibit 35.8)

35.11a

Servicer Compliance Statement, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 35.1a)

35.11b	Servicer Compliance Statement, Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 35.1b)

35.12

Servicer Compliance Statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer on and after March 10, 2025 under the BMO 2024-5C3 PSA pursuant to which the OPI Portfolio mortgage loan is serviced (see Exhibit 35.8)

99.1

Mortgage Loan Purchase Agreement, dated as of March 1, 2024, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated March 18, 2024, and filed by the registrant on March 18, 2024 under Commission File No. 333-255934-11, and is incorporated by reference herein).

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

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2026

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Chief Executive Officer